Form 10-K
period 2019-12-31
JPMBB Commercial Mortgage Securities Trust 2016-C1
filed 2020-03-20
CIK 1666156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 834-5467

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 7700 Parmer Mortgage Loan and The 9 Mortgage Loan, which constituted approximately 6.8% and 3.6%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 7700 Parmer Mortgage Loan and The 9 Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 7700 Parmer Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity or (b) with respect to The 9 Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the JPMCC Commercial Mortgage Securities Trust 2015-JP1 transaction, Commission File Number 333-206361-01 (the “JPMCC 2015-JP1 Transaction”). These loan combinations, including the 7700 Parmer Mortgage Loan and The 9 Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2015-JP1 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 32 Avenue of the Americas Mortgage Loan, the 7700 Parmer Mortgage Loan and The 9 Mortgage Loan and the special servicer of the 5 Penn Plaza Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Torchlight Loan Services, LLC is the special servicer of the 32 Avenue of the Americas Mortgage Loan, which constituted approximately 7.1% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 32 Avenue of the Americas Mortgage Loan from  January 1, 2019 to  December 26, 2019. As a result, it is servicing more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Torchlight Loan Services, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Torchlight Loan Services, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Torchlight Loan Services, LLC because Torchlight Loan Services, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

CWCapital Asset Management LLC is the special servicer of the 32 Avenue of the Americas Mortgage Loan, which constituted approximately 7.1% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 32 Avenue of the Americas Mortgage Loan from December 27, 2019 to  December 31, 2019. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, CWCapital Asset Management LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the 5 Penn Plaza Mortgage Loan, the 7700 Parmer Mortgage Loan, The 9 Mortgage Loan and the 32 Avenue of the Americas Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 32 Avenue of the Americas Mortgage Loan, The 9 Mortgage Loan and the 7700 Parmer Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 32 Avenue of the Americas Mortgage Loan, The 9 Mortgage Loan, the 7700 Parmer Mortgage Loan and the 5 Penn Plaza Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 5 Penn Plaza Mortgage Loan and the 32 Avenue of the Americas Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management LLC, as special servicer of the 32 Avenue of the Americas Mortgage Loan from December 27, 2019 to December 31, 2019 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above and (ii) the servicer compliance statement of KeyBank National Association as primary servicer of the 5 Penn Plaza Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of Torchlight Loan Services, LLC, as special servicer of the 32 Avenue of the Americas Mortgage Loan prior to December 27, 2019 and CWCapital Asset Management LLC, as special servicer of the 32 Avenue of the Americas Mortgage Loan from December 27, 2019 to December 31, 2019 listed on the Exhibit Index are omitted from this Annual Report on From 10-K for the reasons set forth in the Explanatory Notes above .

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, Natioinal Association, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.11       Wilmington Trust, National Association, as Trustee of the Naples Grande Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.5)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.1)

33.17       Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan prior to December 27, 2019

33.18       CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes.)

33.19       Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)

33.23       National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.8)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 33.1)

33.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 33.2)

33.26       Wilmington Trust, National Association, as Trustee of the 7700 Parmer Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the 7700 Parmer Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Operating Advisor of the 7700 Parmer Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 33.7)

33.30       National Tax Search, LLC, as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 33.8)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of The 9 Mortgage Loan (see Exhibit 33.1)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The 9 Mortgage Loan (see Exhibit 33.2)

33.33       Wilmington Trust, National Association, as Trustee of The 9 Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of The 9 Mortgage Loan (see Exhibit 33.5)

33.35       Pentalpha Surveillance LLC, as Operating Advisor of The 9 Mortgage Loan (see Exhibit 33.6)

33.36       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The 9 Mortgage Loan (see Exhibit 33.7)

33.37       National Tax Search, LLC, as Servicing Function Participant of The 9 Mortgage Loan (see Exhibit 33.8)

33.38       KeyBank National Association, as Primary Servicer of the 5 Penn Plaza Mortgage Loan

33.39       Wells Fargo Bank, National Association, as Special Servicer of the 5 Penn Plaza Mortgage Loan (see Exhibit 33.1)

33.40       Wilmington Trust, National Association, as Trustee of the 5 Penn Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the 5 Penn Plaza Mortgage Loan (see Exhibit 33.5)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the 5 Penn Plaza Mortgage Loan (see Exhibit 33.6)

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

34.11       Wilmington Trust, National Association, as Trustee of the Naples Grande Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.5)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.1)

34.17       Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan prior to December 27, 2019

34.18       CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes.)

34.19       Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)

34.23       National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.8)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 34.1)

34.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 34.2)

34.26       Wilmington Trust, National Association, as Trustee of the 7700 Parmer Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the 7700 Parmer Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Operating Advisor of the 7700 Parmer Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 34.7)

34.30       National Tax Search, LLC, as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 34.8)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of The 9 Mortgage Loan (see Exhibit 34.1)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The 9 Mortgage Loan (see Exhibit 34.2)

34.33       Wilmington Trust, National Association, as Trustee of The 9 Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of The 9 Mortgage Loan (see Exhibit 34.5)

34.35       Pentalpha Surveillance LLC, as Operating Advisor of The 9 Mortgage Loan (see Exhibit 34.6)

34.36       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The 9 Mortgage Loan (see Exhibit 34.7)

34.37       National Tax Search, LLC, as Servicing Function Participant of The 9 Mortgage Loan (see Exhibit 34.8)

34.38       KeyBank National Association, as Primary Servicer of the 5 Penn Plaza Mortgage Loan

34.39       Wells Fargo Bank, National Association, as Special Servicer of the 5 Penn Plaza Mortgage Loan (see Exhibit 34.1)

34.40       Wilmington Trust, National Association, as Trustee of the 5 Penn Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the 5 Penn Plaza Mortgage Loan (see Exhibit 34.5)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the 5 Penn Plaza Mortgage Loan (see Exhibit 34.6)

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

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 35.1)

35.7         Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan prior to December 27, 2019 (Omitted. See Explanatory Notes.)

35.8         CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes.)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of The 9 Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The 9 Mortgage Loan (see Exhibit 35.2)

35.13       KeyBank National Association, as Primary Servicer of the 5 Penn Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Wells Fargo Bank, National Association, as Special Servicer of the 5 Penn Plaza Mortgage Loan (see Exhibit 35.1)

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

Date: March 19, 2020