Form 10-K
period 2020-12-31
JPMBB Commercial Mortgage Securities Trust 2016-C1
filed 2021-03-10
CIK 1666156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Naples Grande Beach Resort Mortgage Loan, which constituted approximately 6.8% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Naples Grande Beach Resort Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Naples Grande Beach Resort Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 32 Avenue of the Americas Mortgage Loan, the 7700 Parmer Mortgage Loan and The 9 Mortgage Loan and the special servicer of the 5 Penn Plaza Mortgage Loan prior to December 8, 2020. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Greystone Servicing Company LLC is the special servicer of the 5 Penn Plaza Mortgage Loan, which constituted approximately 7.6% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 5 Penn Plaza Mortgage Loan from December 8, 2020 to December 31, 2020. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 32 Avenue of the Americas Mortgage Loan, The 9 Mortgage Loan, the 7700 Parmer Mortgage Loan and the 5 Penn Plaza Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the JPMBB 2015-C33 Transaction, the pooling and servicing agreement for the JPMCC 2015-JP1 Transaction and the pooling and servicing agreement for the CGCMT 2016-GC36 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement, the 32 Avenue of the Americas Mortgage Loan, The 9 Mortgage Loan, the 7700 Parmer Mortgage Loan and the 5 Penn Plaza Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 32 Avenue of the Americas Mortgage Loan, The 9 Mortgage Loan, the 7700 Parmer Mortgage Loan and the 5 Penn Plaza Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 32 Avenue of the Americas Mortgage Loan and the 5 Penn Plaza Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Greystone Servicing Company LLC as special servicer of the 5 Penn Plaza Mortgage Loan on and after December 8, 2020 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the 32 Avenue of the Americas Mortgage Loan, KeyBank National Association as primary servicer of the 5 Penn Plaza Mortgage Loan and Greystone Servicing Company LLC as special servicer of the 5 Penn Plaza Mortgage Loan on and after December 8, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.15       National Tax Search, LLC, as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.1)

33.17       CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan

33.18       Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.5)

33.20       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)

33.22       National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.8)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 33.1)

33.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the 7700 Parmer Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the 7700 Parmer Mortgage Loan (see Exhibit 33.5)

33.27       Pentalpha Surveillance LLC, as Operating Advisor of the 7700 Parmer Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of The 9 Mortgage Loan (see Exhibit 33.1)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The 9 Mortgage Loan (see Exhibit 33.2)

33.32       Wilmington Trust, National Association, as Trustee of The 9 Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of The 9 Mortgage Loan (see Exhibit 33.5)

33.34       Pentalpha Surveillance LLC, as Operating Advisor of The 9 Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The 9 Mortgage Loan (see Exhibit 33.7)

33.36       National Tax Search, LLC, as Servicing Function Participant of The 9 Mortgage Loan (see Exhibit 33.8)

33.37       KeyBank National Association, as Primary Servicer of the 5 Penn Plaza Mortgage Loan

33.38       Wells Fargo Bank, National Association, as Special Servicer of the 5 Penn Plaza Mortgage Loan prior to December 8, 2020 (see Exhibit 33.1)

33.39       Greystone Servicing Company LLC, as Special Servicer of the 5 Penn Plaza Mortgage Loan on and after December 8, 2020 (Omitted. See Explanatory Notes.)

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

34.15       National Tax Search, LLC, as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.1)

34.17       CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan

34.18       Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.5)

34.20       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)

34.22       National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.8)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 34.1)

34.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the 7700 Parmer Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the 7700 Parmer Mortgage Loan (see Exhibit 34.5)

34.27       Pentalpha Surveillance LLC, as Operating Advisor of the 7700 Parmer Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of The 9 Mortgage Loan (see Exhibit 34.1)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The 9 Mortgage Loan (see Exhibit 34.2)

34.32       Wilmington Trust, National Association, as Trustee of The 9 Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of The 9 Mortgage Loan (see Exhibit 34.5)

34.34       Pentalpha Surveillance LLC, as Operating Advisor of The 9 Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The 9 Mortgage Loan (see Exhibit 34.7)

34.36       National Tax Search, LLC, as Servicing Function Participant of The 9 Mortgage Loan (see Exhibit 34.8)

34.37       KeyBank National Association, as Primary Servicer of the 5 Penn Plaza Mortgage Loan

34.38       Wells Fargo Bank, National Association, as Special Servicer of the 5 Penn Plaza Mortgage Loan prior to December 8, 2020 (see Exhibit 34.1)

34.39       Greystone Servicing Company LLC, as Special Servicer of the 5 Penn Plaza Mortgage Loan on and after December 8, 2020 (Omitted. See Explanatory Notes.)

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

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 35.1)

35.7         CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of The 9 Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The 9 Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of the 5 Penn Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Special Servicer of the 5 Penn Plaza Mortgage Loan prior to December 8, 2020 (see Exhibit 35.1)

35.14       Greystone Servicing Company LLC, as Special Servicer of the 5 Penn Plaza Mortgage Loan on and after December 8, 2020 (Omitted. See Explanatory Notes.)

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

Date: March 9, 2021